Form 10-K
period 2023-12-31
BANK 2021-BNK31
filed 2024-03-15
CIK 1840121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                         Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan, which constituted approximately 9.9%, 8.8%, 3.8%, 2.9% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the McClellan Park Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 605 Third Avenue Mortgage Loan, three other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity, (c) with respect to the McDonald’s Global HQ Mortgage Loan, four other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity, (d) with respect to the ExchangeRight Net Leased Portfolio #41 Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the Fresh Pond Cambridge Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the BANK 2020-BNK30 transaction, Commission File Number 333-228375-05 (the “BANK 2020-BNK30 Transaction”). These loan combinations, including the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2020-BNK30 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the general master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the Miami Design District Mortgage Loan, the 250 West 57th Street Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan, the Coleman Highline Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the Miami Design District Mortgage Loan, the 250 West 57th Street Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan, the Coleman Highline Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the McClellan Park Mortgage Loan, the Miami Design District Mortgage Loan, the 605 Third Avenue Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Greystone Servicing Company LLC is the special servicer of the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan. As a result, Greystone Servicing Company LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Greystone Servicing Company LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 250 West 57th Street Mortgage Loan, the Coleman Highline Mortgage Loan, the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan, the Fresh Pond Cambridge Mortgage Loan and the Miami Design District Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BANK 2020-BNK29 Transaction, the pooling and servicing agreement for the BANK 2020-BNK30 Transaction and the pooling and servicing agreement for the BANK 2021-BNK33 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 250 West 57th Street Mortgage Loan, the Coleman Highline Mortgage Loan, the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan, the Fresh Pond Cambridge Mortgage Loan and the Miami Design District Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the Miami Design District Mortgage Loan, the 250 West 57th Street Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan, the Coleman Highline Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 250 West 57th Street Mortgage Loan, the Coleman Highline Mortgage Loan, the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan, the Fresh Pond Cambridge Mortgage Loan and the Miami Design District Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2020-BNK30 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2020-BNK30 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2020-BNK30 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of February 1, 2021, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, KeyBank National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on March 8, 2021 under Commission File No. 333-226486-18 and incorporated by reference herein), as amended by Amendment No. 1, dated as of November 9, 2023, between Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, KeyBank National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 16, 2023 under Commission File No. 333-226486-18 and incorporated by reference herein).

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

33.36       Wells Fargo Bank, National Association, as Custodian of the 605 Third Avenue Mortgage Loan (see Exhibit 33.7)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the 605 Third Avenue Mortgage Loan (see Exhibit 33.8)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the 605 Third Avenue Mortgage Loan (see Exhibit 33.9)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the McDonald’s Global HQ Mortgage Loan (see Exhibit 33.1)

33.41       Greystone Servicing Company LLC, as Special Servicer of the McDonald’s Global HQ Mortgage Loan (see Exhibit 33.27)

33.42       Wilmington Trust, National Association, as Trustee of the McDonald’s Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the McDonald’s Global HQ Mortgage Loan (see Exhibit 33.7)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the McDonald’s Global HQ Mortgage Loan (see Exhibit 33.8)

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the McDonald’s Global HQ Mortgage Loan (see Exhibit 33.9)

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

34.36       Wells Fargo Bank, National Association, as Custodian of the 605 Third Avenue Mortgage Loan (see Exhibit 34.7)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the 605 Third Avenue Mortgage Loan (see Exhibit 34.8)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the 605 Third Avenue Mortgage Loan (see Exhibit 34.9)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the McDonald’s Global HQ Mortgage Loan (see Exhibit 34.1)

34.41       Greystone Servicing Company LLC, as Special Servicer of the McDonald’s Global HQ Mortgage Loan (see Exhibit 34.27)

34.42       Wilmington Trust, National Association, as Trustee of the McDonald’s Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the McDonald’s Global HQ Mortgage Loan (see Exhibit 34.7)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the McDonald’s Global HQ Mortgage Loan (see Exhibit 34.8)

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the McDonald’s Global HQ Mortgage Loan (see Exhibit 34.9)

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

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the McClellan Park Mortgage Loan (see Exhibit 35.1)

35.12       Greystone Servicing Company LLC, as Special Servicer of the McClellan Park Mortgage Loan

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the 605 Third Avenue Mortgage Loan (see Exhibit 35.1)

35.14       Greystone Servicing Company LLC, as Special Servicer of the 605 Third Avenue Mortgage Loan (see Exhibit 35.12)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the McDonald’s Global HQ Mortgage Loan (see Exhibit 35.1)

35.16       Greystone Servicing Company LLC, as Special Servicer of the McDonald’s Global HQ Mortgage Loan (see Exhibit 35.12)

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

Date: March 15, 2024