Form 10-K
period 2025-12-31
BANK 2021-BNK31
filed 2026-03-18
CIK 1840121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the Miami Design District Mortgage Loan, the 250 West 57th Street Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan, the Coleman Highline Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the Miami Design District Mortgage Loan, the 250 West 57th Street Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan, the Coleman Highline Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the McClellan Park Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan on and after February 27, 2025. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Greystone Servicing Company LLC is the special servicer of the 605 Third Avenue Mortgage Loan and the McDonald’s Global HQ Mortgage Loan and the special servicer of the McClellan Park Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan prior to February 27, 2025. As a result, Greystone Servicing Company LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Greystone Servicing Company LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each general master servicer under the Pooling and Servicing Agreement and each primary servicer of the McClellan Park Mortgage Loan, the 605 Third Avenue Mortgage Loan, the Miami Design District Mortgage Loan, the 250 West 57th Street Mortgage Loan, the McDonald’s Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan, the Coleman Highline Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         National Cooperative Bank, N.A., as NCB Master Servicer

33.4         KeyBank National Association, as General Special Servicer

33.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.3)

33.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.7         Wells Fargo Bank, National Association, as Certificate Administrator

33.8         Wells Fargo Bank, National Association, as Custodian

33.9         Park Bridge Lender Services LLC, as Operating Advisor

33.10       CoreLogic Solutions, LLC, as Servicing Function Participant

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.13       Wells Fargo Bank, National Association, as Primary Servicer of the 250 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.14       Trimont LLC, as Primary Servicer of the 250 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.15       Rialto Capital Advisors, LLC, as Special Servicer of the 250 West 57th Street Mortgage Loan

33.16       Wilmington Trust, National Association, as Trustee of the 250 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the 250 West 57th Street Mortgage Loan (see Exhibit 33.8)

33.18       Pentalpha Surveillance LLC, as Operating Advisor of the 250 West 57th Street Mortgage Loan

33.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the 250 West 57th Street Mortgage Loan (see Exhibit 33.10)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.22       Trimont LLC, as Primary Servicer of the Coleman Highline Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.23       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan (see Exhibit 33.15)

33.24       Wilmington Trust, National Association, as Trustee of the Coleman Highline Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Coleman Highline Mortgage Loan (see Exhibit 33.8)

33.26       Pentalpha Surveillance LLC, as Operating Advisor of the Coleman Highline Mortgage Loan (see Exhibit 33.18)

33.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Coleman Highline Mortgage Loan (see Exhibit 33.10)

33.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.29       Wells Fargo Bank, National Association, as Primary Servicer of the McClellan Park Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.30       Trimont LLC, as Primary Servicer of the McClellan Park Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.31       Greystone Servicing Company LLC, as Special Servicer of the McClellan Park Mortgage Loan prior to February 27, 2025

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the McClellan Park Mortgage Loan on and after February 27, 2025

33.33       Wilmington Trust, National Association, as Trustee of the McClellan Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the McClellan Park Mortgage Loan (see Exhibit 33.8)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the McClellan Park Mortgage Loan (see Exhibit 33.9)

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the McClellan Park Mortgage Loan (see Exhibit 33.10)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the 605 Third Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.39       Trimont LLC, as Primary Servicer of the 605 Third Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.40       Greystone Servicing Company LLC, as Special Servicer of the 605 Third Avenue Mortgage Loan (see Exhibit 33.31)

33.41       Wilmington Trust, National Association, as Trustee of the 605 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the 605 Third Avenue Mortgage Loan (see Exhibit 33.8)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the 605 Third Avenue Mortgage Loan (see Exhibit 33.9)

33.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the 605 Third Avenue Mortgage Loan (see Exhibit 33.10)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the McDonald's Global HQ Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.47       Trimont LLC, as Primary Servicer of the McDonald's Global HQ Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.48       Greystone Servicing Company LLC, as Special Servicer of the McDonald's Global HQ Mortgage Loan (see Exhibit 33.31)

33.49       Wilmington Trust, National Association, as Trustee of the McDonald's Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Custodian of the McDonald's Global HQ Mortgage Loan (see Exhibit 33.8)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the McDonald's Global HQ Mortgage Loan (see Exhibit 33.9)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the McDonald's Global HQ Mortgage Loan (see Exhibit 33.10)

33.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.55       Trimont LLC, as Primary Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.56       Greystone Servicing Company LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan prior to February 27, 2025 (see Exhibit 33.31)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan on and after February 27, 2025 (see Exhibit 33.32)

33.58       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 33.8)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 33.9)

33.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 33.10)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the Fresh Pond Cambridge Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.64       Trimont LLC, as Primary Servicer of the Fresh Pond Cambridge Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.65       Greystone Servicing Company LLC, as Special Servicer of the Fresh Pond Cambridge Mortgage Loan prior to February 27, 2025 (see Exhibit 33.31)

33.66       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresh Pond Cambridge Mortgage Loan on and after February 27, 2025 (see Exhibit 33.32)

33.67       Wilmington Trust, National Association, as Trustee of the Fresh Pond Cambridge Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 33.8)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 33.9)

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 33.10)

33.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.72       Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.73       Trimont LLC, as Primary Servicer of the Miami Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.74       Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 33.15)

33.75       Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 33.8)

33.77       Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 33.9)

33.78       CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 33.10)

33.79       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         National Cooperative Bank, N.A., as NCB Master Servicer

34.4         KeyBank National Association, as General Special Servicer

34.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.3)

34.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.7         Wells Fargo Bank, National Association, as Certificate Administrator

34.8         Wells Fargo Bank, National Association, as Custodian

34.9         Park Bridge Lender Services LLC, as Operating Advisor

34.10       CoreLogic Solutions, LLC, as Servicing Function Participant

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.13       Wells Fargo Bank, National Association, as Primary Servicer of the 250 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.14       Trimont LLC, as Primary Servicer of the 250 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.15       Rialto Capital Advisors, LLC, as Special Servicer of the 250 West 57th Street Mortgage Loan

34.16       Wilmington Trust, National Association, as Trustee of the 250 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the 250 West 57th Street Mortgage Loan (see Exhibit 34.8)

34.18       Pentalpha Surveillance LLC, as Operating Advisor of the 250 West 57th Street Mortgage Loan

34.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the 250 West 57th Street Mortgage Loan (see Exhibit 34.10)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.22       Trimont LLC, as Primary Servicer of the Coleman Highline Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.23       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan (see Exhibit 34.15)

34.24       Wilmington Trust, National Association, as Trustee of the Coleman Highline Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Coleman Highline Mortgage Loan (see Exhibit 34.8)

34.26       Pentalpha Surveillance LLC, as Operating Advisor of the Coleman Highline Mortgage Loan (see Exhibit 34.18)

34.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Coleman Highline Mortgage Loan (see Exhibit 34.10)

34.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.29       Wells Fargo Bank, National Association, as Primary Servicer of the McClellan Park Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.30       Trimont LLC, as Primary Servicer of the McClellan Park Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.31       Greystone Servicing Company LLC, as Special Servicer of the McClellan Park Mortgage Loan prior to February 27, 2025

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the McClellan Park Mortgage Loan on and after February 27, 2025

34.33       Wilmington Trust, National Association, as Trustee of the McClellan Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the McClellan Park Mortgage Loan (see Exhibit 34.8)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the McClellan Park Mortgage Loan (see Exhibit 34.9)

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the McClellan Park Mortgage Loan (see Exhibit 34.10)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the 605 Third Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.39       Trimont LLC, as Primary Servicer of the 605 Third Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.40       Greystone Servicing Company LLC, as Special Servicer of the 605 Third Avenue Mortgage Loan (see Exhibit 34.31)

34.41       Wilmington Trust, National Association, as Trustee of the 605 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the 605 Third Avenue Mortgage Loan (see Exhibit 34.8)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the 605 Third Avenue Mortgage Loan (see Exhibit 34.9)

34.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the 605 Third Avenue Mortgage Loan (see Exhibit 34.10)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the McDonald's Global HQ Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.47       Trimont LLC, as Primary Servicer of the McDonald's Global HQ Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.48       Greystone Servicing Company LLC, as Special Servicer of the McDonald's Global HQ Mortgage Loan (see Exhibit 34.31)

34.49       Wilmington Trust, National Association, as Trustee of the McDonald's Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Custodian of the McDonald's Global HQ Mortgage Loan (see Exhibit 34.8)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the McDonald's Global HQ Mortgage Loan (see Exhibit 34.9)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the McDonald's Global HQ Mortgage Loan (see Exhibit 34.10)

34.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.55       Trimont LLC, as Primary Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.56       Greystone Servicing Company LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan prior to February 27, 2025 (see Exhibit 34.31)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan on and after February 27, 2025 (see Exhibit 34.32)

34.58       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 34.8)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 34.9)

34.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 34.10)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the Fresh Pond Cambridge Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.64       Trimont LLC, as Primary Servicer of the Fresh Pond Cambridge Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.65       Greystone Servicing Company LLC, as Special Servicer of the Fresh Pond Cambridge Mortgage Loan prior to February 27, 2025 (see Exhibit 34.31)

34.66       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresh Pond Cambridge Mortgage Loan on and after February 27, 2025 (see Exhibit 34.32)

34.67       Wilmington Trust, National Association, as Trustee of the Fresh Pond Cambridge Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 34.8)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 34.9)

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 34.10)

34.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.72       Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.73       Trimont LLC, as Primary Servicer of the Miami Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.74       Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 34.15)

34.75       Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 34.8)

34.77       Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 34.9)

34.78       CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 34.10)

34.79       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         National Cooperative Bank, N.A., as NCB Master Servicer

35.4         KeyBank National Association, as General Special Servicer

35.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.3)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator

35.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the 250 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.9         Trimont LLC, as Primary Servicer of the 250 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the 250 West 57th Street Mortgage Loan

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.12       Trimont LLC, as Primary Servicer of the Coleman Highline Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan (see Exhibit 35.10)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the McClellan Park Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.15       Trimont LLC, as Primary Servicer of the McClellan Park Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.16       Greystone Servicing Company LLC, as Special Servicer of the McClellan Park Mortgage Loan prior to February 27, 2025

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the McClellan Park Mortgage Loan on and after February 27, 2025

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 605 Third Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.19       Trimont LLC, as Primary Servicer of the 605 Third Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.20       Greystone Servicing Company LLC, as Special Servicer of the 605 Third Avenue Mortgage Loan (see Exhibit 35.16)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the McDonald's Global HQ Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.22       Trimont LLC, as Primary Servicer of the McDonald's Global HQ Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.23       Greystone Servicing Company LLC, as Special Servicer of the McDonald's Global HQ Mortgage Loan (see Exhibit 35.16)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.25       Trimont LLC, as Primary Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.26       Greystone Servicing Company LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan prior to February 27, 2025 (see Exhibit 35.16)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan on and after February 27, 2025 (see Exhibit 35.17)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Fresh Pond Cambridge Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.29       Trimont LLC, as Primary Servicer of the Fresh Pond Cambridge Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.30       Greystone Servicing Company LLC, as Special Servicer of the Fresh Pond Cambridge Mortgage Loan prior to February 27, 2025 (see Exhibit 35.16)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresh Pond Cambridge Mortgage Loan on and after February 27, 2025 (see Exhibit 35.17)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.33       Trimont LLC, as Primary Servicer of the Miami Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.34       Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 35.10)

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

Date: March 17, 2026